Form 10QSB
period 2000-03-31
PROVIDENCE CAPITAL X INC
filed 2000-06-20
CIK 1110018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           March  31, 2000

            Commission file Number                   000-30441


                            PROVIDENCE CAPITAL X, INC.

             (Exact Name of Registrant as Specified in its Charter)


                                     COLORADO
                (State or Other Jurisdiction of Incorporation)



                000-30441                              05-0508627
        (Commission File Number)         (I.R.S. Employer Identification Number)



      735 Broad Street, Suite 800
        Chattanooga, Tennessee                           37402
(Address of Principal Executive Offices)               (Zip Code)



                                 (423) 265-5062
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, No Par Value - 734,000 shares as of March 31, 2000.

                           FORWARD-LOOKING INFORMATION

THIS FORM 10QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY PROVIDENCE CAPITAL X, INC. (THE "COMPANY") OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10QSB AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES
NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

RISK FACTORS

1. The majority control by the Company's Principal Shareholders, Officers and Directors may negatively impact the operation of the Company.

The Company's principal shareholders, officers and directors will beneficially own ninety-five percent (95%) of the Company's Common Stock. As a result, such persons will have the ability to control the Company and direct its affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing change in control of the Company. See "Principal Stockholders."

2. Conflicts of interest between the Company and its officers and directors may impede the operational ability of the Company.

Certain conflicts of interest exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and they may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with his fiduciary duties to the Company. See "Management," and "Conflicts of Interest."

The Company's President, Vice President and all current shareholders own all of the issued and outstanding stock of eight (8) additional corporations (Providence Capital I, II, III, IV, V, VI, VII and IX) which are shell companies formed November 24. The Form 10-SB registration statement of Providence Capital I through X may become effective by lapse of time on or about May 17, 2000. (See "Item 5. Directors, Executive Officers, Promoters, and Control Persons---Other Blind Pool Activities.") Thus, the Company may be in competition with Providence Capital I, II, III, IV, V, VI, VII and IX in seeking merger candidates.

The Company's Directors may also elect, in the future, to form one or more additional public shell companies with a business plan similar or identical to that of the Company. Any such additional shell companies would also be in direct competition with the Company for available business opportunities.
(See Item 5 - "Directors, Executive Officers, Promoters and Control Persons-Conflicts of Interest.")

It is anticipated that Company's President and Vice President may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's President and/or Vice President may consider their own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

3. The possible need for additional financing may impair the Company's ability to locate the best available business opportunity.

The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

4. The regulation of Penny Stocks may negatively impact the potential trading market for the Company's securities.

The Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefor.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-7 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.

Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

5. The Company's limited operating history may severely impact its ability to operate and locate the best available business opportunity.

The Company was formed in November of 1999 for the purpose of registering its common stock under the 1934 Act and acquiring a business opportunity. The Company has no operating history, revenues from operations, or assets other than cash from private sales of stock. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

6. There can be no assurance of the Company's potential success or profitability.

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

7. Reporting Requirements May Delay Or Preclude Acquisition.

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

8. The Company lacks market research and marketing organization.

The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

9. The Company's potential business opportunity -
   Has not been identified and will be highly risky

The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity proves to be unsuccessful. See Item 1 "Description of Business."

10. The type of business acquired may be unprofitable or present other negative factors.

The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

11. The Company may not be able to conduct an exhaustive investigation and analysis of potential business opportunities.

The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation.
A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

12. The Company may lack diversification.

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

13. The Company may have to rely upon unaudited financial statements of a potential business opportunity.

The Company generally will require audited financial statements from companies that it proposes to acquire. No assurance can be given, however, that audited financials will be available to the Company. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

Moreover, the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the Securities and Exchange Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action are likely to have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences.

In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, the automated quotation system sponsored by the National Association of Securities Dealers, Inc., or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

14. Government, State or Local regulations may limit the Company's business opportunities.

An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

15. There will be a limited participation by Management in the daily operations of the Company.

The Company currently has three individuals who are serving as its sole officers and directors. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. Furthermore, since only three individuals are serving as the officers and directors of the Company, it will be entirely dependent upon their experience in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's three officers and directors.

16. There is a lack of continuity in the Management of the Company.

The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance that they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

17. The Company's required indemnification of its Officers and Directors may negatively impact its operation.

The Company's Articles of Incorporation provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

18. The Company's Directors have potentially limited liability.

The Company's Articles of Incorporation exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

19. The Company may have to depend upon Outside Advisors.

To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's President without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company.

20. The Company may engage in a highly risky leveraged transaction.

There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

21. Significant competition may impair the Company's ability to locate the best available business opportunity.

The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

22. There are no foreseeable dividends for the Company's shareholders.

The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

23. The Company's present Management and Stockholders may lose control.

The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders. In addition, the Company's President and/or Vice President could sell their control block of stock at a premium price to the acquired company's stockholders.

24. There is no public trading market for the Company's common stock.

There is no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

25. Affiliates and their successors/assigns may have exposure and risk if re-selling securities pursuant to Rule 144.

All of the outstanding shares of Common Stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there will be no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

Of the total 734,000 shares of common stock held by present stockholders of the Company, 734,000 shares which were issued pursuant to Rule 701 and may become available for resale under Rule 144, on or about July 1, 2000. However, recent correspondence directed from the Commission to the NASD suggests that Rule 144 sales by affiliates or their successors/assigns will generally not be afforded an opportunity to rely on Rule 144 for "safe harbor" re-selling under such rule and will most likely only be able to transfer such securities pursuant to an effective registration statement filed under the Securities
Act of 1933 (the "Act").

26. Blue Sky considerations may negatively impact the Company's ability to sell or transfer its securities or to establish secondary trading markets.

Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Some jurisdictions may not under any circumstances allow the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                               FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000
                      AND THE PERIOD FROM NOVEMBER 24, 1999
                    (DATE OF INCEPTION) TO MARCH 31, 2000 AND
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'
                                  REVIEW REPORT

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT

To the Board of Directors
Providence Capital X, Inc.
(a Development Stage Company)

We have reviewed the accompanying balance sheet of PROVIDENCE CAPITAL X, INC. (a development stage company) as of March 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the three month period then ended and the period from November 24, 1999 (inception) to March 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information in the financial statements is the representation of the management of PROVIDENCE CAPITAL X, INC.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Providence, Rhode Island
June 9, 2000

                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET
                                  MARCH 31, 2000


                                      ASSETS


      TOTAL ASSETS                                          $        0


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accounts payable                                          $  125,900

Stockholders' deficit:
  Common stock, $.001 par value;
   50,000,000 shares authorized,
    734,000 shares issued and
     outstanding                                                   734
  Paid in capital                                                2,055
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
    no shares outstanding
  Deficit accumulated during the development stage            (128,689)

      Total stockholders' deficit                             (125,900)

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $             0



SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
                         THREE MONTHS ENDED MARCH 31, 2000
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                 TO MARCH 31, 2000

                                             Three Months    November 24, 1999
                                             Ended           (Inception) to
                                             March 31, 2000  March 31, 2000

Revenue                                      $      0        $       0

Expenses:
  Professional fees                               900          125,900
  Organization costs                                             2,789
      Total expenses                              900          128,689

Net loss                                     $   (900)       $(128,689)

Loss Per Common Share                        $  (.001)       $   (.175)


SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                         STATEMENT OF STOCKHOLDERS' DEFICIT
                         THREE MONTHS ENDED MARCH 31, 2000
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                 TO MARCH 31, 2000


                                            Common
                                            Stock

                                            Shares    Amount        Deficit

Balance at November 24, 1999                      0   $      0      $       0

Issuance of common stock:
  Stock issued for services
   rendered at inception                    734,000      2,789

Net loss for the period from
 November 24, 1999 through
 December 31, 1999                                                   (127,789)

Balance at December 31, 1999                734,000   $  2,789       (127,789)

Net loss for the three months
 ended March 31, 2000                                                    (900)

Balance at March 31, 2000                   734,000   $  2,789      $(128,689)


SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED MARCH 31, 2000
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                 TO MARCH 31, 2000

                                            Three Months     November 24, 1999
                                            Ended            (Inception) to
                                            March 31, 2000   March 31, 2000

Cash flows from operating activities:
  Net loss                                  $        (900)   $     (128,689)
  Adjustments to reconcile net loss to
   net cash provided by operating
    activities:
  Services performed for stock                                        2,789
  Increase in accounts payable                        900           125,900
      Net cash provided by
       operating activities                             0                 0

Increase in cash and cash equivalents                   0                 0

Cash and cash equivalents,
 beginning of period                                    0                 0

Cash and cash equivalents, end of period    $           0    $            0


SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 2000


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Development Stage Operations

     Providence Capital X, Inc. (a Development Stage Company) (the Company) was incorporated on November 24, 1999, in the State of Colorado. The Company is in the development stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no significant business activity to date.
The Company has selected the calendar year as its fiscal year. Costs associated with organization have been expensed in accordance with SOP 98-5.

Stock-Based Compensation

     The Company accounts for stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation". The Company accounts for stock-based compensation based on the fair value of the consideration received or the fair value of the stock issued, whichever is more reliably measurable.

Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

2.   STOCKHOLDERS' EQUITY

     On November 24, 1999, the Company issued seven hundred thirty-four thousand (734,000) shares of its $.001 par value common stock for services, rendered by related parties, valued at their fair market value of $2,789. The shares were issued pursuant to Rule 701 of the Securities Act of 1933 (the "Act") and are restricted securities within the meaning of Rule 144 of the Act.

     The Company authorized 50,000,000 shares of Series A convertible preferred stock with a par value of $.001 per share. Currently, there are no shares outstanding. Each share of preferred stock can be converted into one share of common stock and each share is entitled to one vote, voting together with the holders of shares of common stock.

3.   RELATED PARTY TRANSACTIONS

$125,000 of the accounts payable balance was for legal services rendered in connection with business planning and compliance. Those legal services were rendered by shareholders of the Company.

As described in footnote #2 the Company issued common stock for services provided by related parties that are valued at the fair market value of $2,789.

SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONTINUED)

                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                   MARCH 31, 2000

4.   INCOME TAXES

Due to the current period's operating loss, the Company has no provision for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carry-forwards. At March 31, 2000, the Company's deferred tax asset consisted of the following:

     Deferred tax asset                        $    38,000
     Valuation allowance                           (38,000)

     Net deferred tax assets recognized on
      the accompanying balance sheets          $         0


The components of the income tax provision (benefit) consisted of the following for the period ended March 31, 2000.

     Current                                   $         0
     Deferred                                       38,000
     Tentative tax provision (benefit)              38,000
     Change in valuation allowance                 (38,000)

       Net income tax provision (benefit)      $         0


     The Company has a net operating and economic loss carryforward of approximately $125,000 available to offset future federal and state taxable income through 2019 as follows:

     Year of Expiration                        Amount

     2019                                      $   125,000

SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONCLUDED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           PROVIDENCE CAPITAL X, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


March 31, 2000

=====================================
THREE MONTHS ENDING MARCH 31, 2000
=====================================

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") issued by the FASB, is effective for financial statements for fiscal years beginning after December 15, 1995. The standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, certain identifiable intangible assets, and goodwill, should be recognized and how impairment losses should be measured.

The Company does not expect adoption to have a material effect on its financial position or results of operations.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") issued by the FASB, is effective for specific transactions entered into after December 15, 1995. The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations.

General

     The Registrant intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Registrant has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this quarterly report.

     While the Company will attempt to obtain audited financial statements of a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within seventy-five days after closing of such a transaction.
Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents.

     The Company has filed a registration statement on a voluntary basis because the primary attraction of the Registrant as a merger partner or acquisition vehicle will be its status as an SEC reporting company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Registrant.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

     The Company's officers and shareholders have verbally agreed that they will advance to the Company any additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. These persons have further agreed that such advances will be made in proportion to each person's percentage ownership of the Company. These persons have also agreed that such advances will be made interest free without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such advances. Such repayment will in no way be a condition to the selection of a target company. There is no dollar cap on the amount of money which such persons will advance to the Company. The Company will not borrow any funds from anyone other than its current shareholders for the purpose of repaying advances made by the shareholders, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

     The Balance Sheet as of 03/31/2000 reflects $0.00 assets and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has no assets and a Deficit accumulated during the development stage of $128,689. The Company has also incurred a net loss to date of $128,689.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2000, reflects a total asset value of $0.00. The Company has no cash or line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2000 through March 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

     For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

     The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately one year. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

                          PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings

          Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.


ITEM 2.  Changes in Securities

          None


ITEM 3.  Defaults Upon Senior Securities

          None


ITEM 4.  Submission of Matters to a Vote of Security Holders

          None

ITEM 5.  Other Information

          None

ITEM 6.  Exhibits and Reports on Form 8 K

         a.  Exhibits

             Exhibit 27. Financial Data Schedule

         b.  Reports on Form 8 K

             None

INDEX TO EXHIBITS


EXHIBIT      NO      DESCRIPTION



#            3.1     Articles of Incorporation of the Registrant, as amended;

#            3.2     Bylaws of the Registrant;

#            4.1     Instruments Defining Rights of Security Holders/Minutes
                     of Annual/Special Meetings of the Registrant;

#           10.1     Issuance of Restricted Shares from Authorized Shares;

#           23.1     Consent of Nadeau & Simmons, P.C.;

x           27       Financial Data Schedule

x           99.1     Safe Harbor Compliance Statement

_______________________
x     Filed herewith.

# Incorporated by reference from the Registrant's Registration Statement filed on Form 10-SB on or about April 14, 2000.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           PROVIDENCE CAPITAL X, INC.

                                           /s/ Nadeau & Simmons, P.C.

DATE: June 15, 2000                        By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent

