Form 10QSB/A
period 2000-03-31
PROVIDENCE CAPITAL X INC
filed 2000-07-20
CIK 1110018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 Amendment No. 1

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

2. Conflicts of interest between the Company and its officers and directors may impede the operational ability of the Company, negatively impact the ability of the Company to secure the best available business opportunity and may lead to the possible breach of fiduciary duties owed to the Company by such officers and directors.

Certain conflicts of interest exist between the Company and its officers and directors as follows:

(a)-They have other business interests to which they devote their attention, and they may be expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as to whether certain needs of the Company may not be adequately and necessarily addressed, provided the Company's officers and directors elect to devote attention to outside interest when they could be attending to the needs of the Company;

(b)-The Company's President, Vice President and all current shareholders own all of the issued and outstanding stock of eight (8) additional corporations (Providence Capital I, III, IV, V, VI, VII, IX, and X) which are shell companies formed November 24. The Form 10-SB registration statement of Providence Capital I through X may become effective by lapse of time on or about May 17, 2000. (See "Item 5. Directors, Executive Officers, Promoters, and Control Persons---Other Blind Pool Activities.") Thus, the Company may be in competition with Providence Capital I, III, IV, V, VI, VII, VIII, IX, and X in seeking merger candidates.

    The Company's Directors may also elect, in the future, to form one or more additional public shell companies with a business plan similar or identical to that of the Company. Any such additional shell companies would also be in direct competition with the Company for available business opportunities. (See Item 5 - "Directors, Executive Officers, Promoters and Control
    Persons- Conflicts of Interest.")

(c)-It is anticipated that Company's President and Vice President may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's President and/or Vice President may consider their own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

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

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT


To the Board of Directors
Providence Capital X, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Providence Capital X, Inc. (a development stage company) as of March 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the three month period then ended and the period from November 24, 1999 (inception) to March 31, 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


Providence, Rhode Island
June 9, 2000

                           /s/ Cayer Prescott Clune & Chatellier, LLP

                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET
                                  MARCH 31, 2000
                                    (UNAUDITED)

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



SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
                         THREE MONTHS ENDED MARCH 31, 2000
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                 TO MARCH 31, 2000
                                    (UNAUDITED)


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


SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                         STATEMENT OF STOCKHOLDERS' DEFICIT
                         THREE MONTHS ENDED MARCH 31, 2000
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                 TO MARCH 31, 2000
                                    (UNAUDITED)

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


SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED MARCH 31, 2000
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                 TO MARCH 31, 2000
                                    (UNAUDITED)


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


                                           PROVIDENCE CAPITAL X, INC.

                                           /s/ Nadeau & Simmons, P.C.

DATE: July 18, 2000                        By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent

