Form 10QSB/A
period 2000-03-31
PROVIDENCE CAPITAL X INC
filed 2000-08-01
CIK 1110018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 Amendment No. 2

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


Providence, Rhode Island
July 26, 2000

                           /s/ Cayer Prescott Clune & Chatellier, LLP

                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET
                                  MARCH 31, 2000
                                    (UNAUDITED)

                                      ASSETS


      TOTAL ASSETS                                          $        0


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accounts payable                                          $   16,525

Stockholders' deficit:
  Common stock, $.001 par value;
   50,000,000 shares authorized,
    734,000 shares issued and
     outstanding                                                   734
  Paid in capital                                                2,055
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
    no shares outstanding
  Deficit accumulated during the development stage            ( 19,314)

      Total stockholders' deficit                             ( 16,525)

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $             0



SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
                         THREE MONTHS ENDED MARCH 31, 2000
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                 TO MARCH 31, 2000
                                    (UNAUDITED)


                                             Three Months    November 24, 1999
                                             Ended           (Inception) to
                                             March 31, 2000  March 31, 2000

Revenue                                      $      0        $       0

Expenses:
  Professional fees                               900           16,525
  Organization costs                                             2,789
      Total expenses                              900           19,314

Net loss                                     $   (900)       $( 19,314)

Loss Per Common Share                        $  (.001)       $   (.026)


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

                                            Common
                                            Stock

                                            Shares    Amount        Deficit

Balance at November 24, 1999                      0   $      0      $       0

Issuance of common stock:
  Stock issued for services
   rendered at inception                    734,000      2,789

Net loss for the period from
 November 24, 1999 through
 December 31, 1999                                                   ( 18,414)

Balance at December 31, 1999                734,000   $  2,789       ( 18,414)

Net loss for the three months
 ended March 31, 2000                                                    (900)

Balance at March 31, 2000                   734,000   $  2,789      $( 19,314)


SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED MARCH 31, 2000
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                 TO MARCH 31, 2000
                                    (UNAUDITED)


                                            Three Months     November 24, 1999
                                            Ended            (Inception) to
                                            March 31, 2000   March 31, 2000

Cash flows from operating activities:
  Net loss                                  $        (900)   $     ( 19,314)
  Adjustments to reconcile net loss to
   net cash provided by operating
    activities:
  Services performed for stock                                        2,789
  Increase in accounts payable                        900            16,525
      Net cash provided by
       operating activities                             0                 0

Increase in cash and cash equivalents                   0                 0

Cash and cash equivalents,
 beginning of period                                    0                 0

Cash and cash equivalents, end of period    $           0    $            0


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

3.   RELATED PARTY TRANSACTIONS

$16,525 of the accounts payable balance was for legal services rendered in connection with business planning and compliance. Those legal services were rendered by shareholders of the Company.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carry-forwards. At March 31, 2000, the Company's deferred tax asset consisted of the following:

     Deferred tax asset                        $     5,800
     Valuation allowance                           ( 5,800)

     Net deferred tax assets recognized on
      the accompanying balance sheets          $         0


The components of the income tax provision (benefit) consisted of the following for the period ended March 31, 2000.

     Current                                   $         0
     Deferred                                        5,800
     Tentative tax provision (benefit)               5,800
     Change in valuation allowance                 ( 5,800)

       Net income tax provision (benefit)      $         0


     The Company has a net operating and economic loss carryforward of approximately $16,525 available to offset future federal and state taxable income through 2019 as follows:

     Year of Expiration                        Amount

     2019                                      $    16,525

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

     As of the date of this report, the Company has no assets and a Deficit accumulated during the development stage of $19,314. The Company has also incurred a net loss to date of $19,314.

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


                                           PROVIDENCE CAPITAL X, INC.

                                           /s/ Nadeau & Simmons, P.C.

DATE: August 1, 2000                       By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent

