Form 10KSB
period 2000-12-31
PROVIDENCE CAPITAL X INC
filed 2001-04-02
CIK 1110018

                                   FORM 10-KSB

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

     DECEMBER 31, 2000

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     [NO FEE REQUIRED] for the transition period from

     ____________ to ____________



                       Commission file number: 000-30441


                           PROVIDENCE CAPITAL X, INC.
                 (Name of Small Business Issuer in its charter)


           Colorado                                    05-0508627
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

  735 Broad Street, Suite 800
     Chattanooga, Tennessee                               37402
(Address of principal executive offices)               (Zip Code)


                   Issuer's telephone number:   (423) 265-5062


                             NADEAU & SIMMONS, P.C.
                            1250 TURKS HEAD BUILDING
                             PROVIDENCE, RI  02903
                                  401-272-5800
               --------------------------------------------------
                    (Name and Address of agent for service)

Securities registered pursuant to Section 12(b) of the Securities
Exchange Act:

Title of each class              Name of each exchange
                                 on which registered


     NONE

Securities registered pursuant to section 12(g) of the Securities
Exchange Act:

     COMMON STOCK,
     NO PAR VALUE PER SHARE      NASD


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

         [ ]

State issuer's revenues for its most recent fiscal year:

     $   0.00

The aggregate market value of the 200,000 shares of Common Stock held by non-affiliates was $0.00 as of December 31, 2000. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the book value of such shares on such date.

As of December 31, 2000, 1,700,000 shares of the issuer's Common
Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The following documents are following by reference into the registration statement:

(a)-1. Providence's Form 10-QSB, filed November 14, 2000 for the quarter ending September 30, 1999;

       Providence's Form 10-QSB, filed August 15, 2000 for the quarter ending June 30, 1999;

       Providence's Form 10-QSB, Amendment No. 1, filed August 1, 2000 for the quarter ending March 31, 2000;

all other reports filed pursuant to section 13(a) or 15(d) since the end of the year covered by the above annual reports.

(a)-2. All documents filed by the Company pursuant to Section 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the date hereof and prior to the filing of a post-effective amendment which indicates that all securities offered hereby have been sold or which de-registers all securities covered hereby then remaining unsold shall be deemed to be incorporated by reference herein and to be a part hereof from the date of filing of such documents, except as to any portion of any future Annual or Quarterly Report to Stockholders which is deemed to be modified or superseded for purposes of this Registration Statement to the extent that such statement is replaced or modified by a statement contained in a subsequently dated document incorporated by reference or contained in this Registration Statement.

(a)-3 The description of the Company's common stock which is contained in the Form 10SB12G, Registration Statement filed under Section 12 of the Securities Exchange Act of 1934, including any amendments or reports filed for the purpose of updating such description.

Transitional Small Business Disclosure Format:  Yes [ ]     No [X]

                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS

General

The Company was incorporated under the laws of the State of Colorado on November 24, 1999, and is in the early developmental and promotional stages. To date the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

The proposed business activities described herein classify the Company as a "blank check" or "shell company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefor.

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

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers;
and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market.

Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

As part of its business plan, this Company is filing this registration statement on Form 10-SB on a voluntary basis in order to become a "public" company by virtue of being subject to the reporting requirements of the Securities Exchange Act of 1934.

The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company's officers and directors have previously been involved in transactions involving a merger between an established company and a shell entity, and have a number of contacts within the field of corporate finance. As a result, they have had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by a shell company. However, none of these preliminary contacts or discussions involved the possibility of a merger or acquisition transaction with the Company.

It is anticipated that the Company's officers and directors may contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on a Stock exchange (See "Investigation and Selection of Business Opportunities").

The Company anticipates that the business opportunities presented to it will

(i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors;

(ii)  be experiencing financial or operating difficulties;

(iii) be in need of funds to develop a new product or service or to expand into a new market;

(iv)  be relying upon an untested product or marketing concept; or

(v)   have a combination of the characteristics mentioned in (i) through (iv).

The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of this registration of its securities, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock.

In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below. In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Colorado law to enter into such a transaction if:

1.The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

2.The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

3.The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, who is not a professional business analyst. See "Management." Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. As of the date of this filing, the Company owed $125,000 in organizational, legal and consulting fees to Nadeau & Simmons, P.C., counsel for the Company, in connection with initial reviews of the Company's business plan, organizational and operating activities and preparation of this registration statement and all accompanying documentation.

The Company anticipates that it will consider, among other things, the following factors:

1.Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2.The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

3.Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission.

4.Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

5.The extent to which the business opportunity can be advanced;

6.Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

7.Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

8.The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

9.The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000, and proposals have recently been made to increase these qualifying amounts. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. There will be no loan agreements or understandings between the Company and third parties, nor does the Company intend to raise any operating capital by implementing private placements of restricted stock and/or public offerings of its common stock.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

Management may actively negotiate or otherwise consent to the purchase of any portion of their common shares as a condition to or in connection with a proposed merger or acquisition transaction.

It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities which the Company might acquire in exchange for its Common
Stock will be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Administrative Offices

The Company currently maintains its offices at 735 Broad Street, Suite 800, Chattanooga, Tennessee 37402. The Company's telephone number is (423) 265-5062. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining additional office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this address.

Employees

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities.
The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition. The Company's officers have accepted common stock for services rendered for consulting, organizing the corporation, seeking merger candidates and evaluating these candidates. See "Executive Compensation" and under "Certain Relationships and Related Transactions."


                        ITEM 2.  DESCRIPTION OF PROPERTY


Administrative Offices

The Company currently maintains an office and mailing address at 735 Broad Street, Suite 800, Chattanooga, Tennessee 37402. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain additional offices at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (423) 265-5062.

                           ITEM 3.  LEGAL PROCEEDINGS


No material legal proceedings to which the Company (or any of its directors and officers in their capacities as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


                                    PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no public trading market for the Company's Common Stock Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.


                       ITEM 6. SELECTED FINANCIAL DATA

Not applicable


               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR
                              PLAN OF OPERATION

General

The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

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

The Company is filing this registration statement on a voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as an SEC reporting company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2000, reflects a current asset value of $0.00, and a total asset value of $0.00 in the form of cash and capitalized organizational costs.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from November 24, 1999 (inception) through December 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") issued by the Financial Accounting Standards Board ("FASB"), under which deferred tax assets and liabilities are provided on differences between the carrying amounts for financial reporting and the tax basis of assets and liabilities for income tax purposes using the enacted tax rates.

Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") issued by the FASB, is effective for specific transactions entered into after December 15, 1995. The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations.
Federal Income Tax Aspects of Investment in the Company

The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Registration Statement. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subject of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

Basis in Common Stock

The tax basis that a Shareholder will have in his Common Stock will equal his cost in acquiring his Common Stock. If a Shareholder acquires Common Stock at different times or at different prices, he must maintain records of those transactions so that he can accurately report gain or loss realized upon disposition of the Common Stock.

Dividends on Common Stock

Distributions made by the Company with respect to the Common Stock will be characterized as dividends that are taxable as ordinary income to the extent of the Company's current or accumulated earnings and profits ("earnings and profits"), if any, as determined for U.S. federal income tax purposes. To the extent that a distribution on the Common Stock exceeds the holder's allocable share of the Company's earnings and profits, such distribution will be treated first as a return of capital that will reduce the holder's adjusted tax basis in such Common Stock, and then as taxable gain to the extent the distribution exceeds the holder's adjusted tax basis in such Common Stock. The gain will generally be taxed as a long-term capital gain if the holder's holding period for the Common Stock is more than one year.

The availability of earnings and profits in future years will depend on future profits and losses which cannot be accurately predicted. Thus, there can be no assurance that all or any portion of a distribution on the Common Stock will be characterized as a dividend for general income tax purposes.

Corporate shareholders will not be entitled to claim the dividends received deduction with respect to distributions that do not qualify as dividends. See the discussion regarding the dividends received deduction below.
Redemption of Common Stock

The Company does not have the right to redeem any Common Stock. However, any redemption of Common Stock, with the consent of the holder, will be a taxable event to the redeemed holder.

The Company does not believe that the Common Stock will be treated as debt for federal income tax purposes. However, in the event that the Common Stock is treated as debt for federal tax purposes, a holder generally will recognize gain or loss upon the redemption of the Common Stock measured by the difference between the amount of cash or the fair market value of property received and the holder's tax basis in the redeemed Common Stock. To the extent the cash or property received are attributable to accrued interest, the holder may recognize ordinary income rather than capital gain. Characterization of the Common Stock as debt would also cause a variety of other tax implications, some of which may be detrimental to either the holders, the Company, or both (including, for example, original issue discount treatment to the Investors). Potential Investors should consult their tax advisors as to the various ramifications of debt characterization for federal income tax purposes.

Other Disposition of the Common Stock

Upon the sale or exchange of shares of Common Stock, to or with a person other than the Company, a holder will recognize capital gain or loss equal to the difference between the amount realized on such sale or exchange and the holder's adjusted basis in such stock. Any capital gain or loss recognized will generally be treated as a long-term capital gain or loss if the holder held such stock for more than one year. For this purpose, the period for which the Common Stock was held would be included in the holding period of the Common Stock received upon a conversion.

State, Local and Foreign Taxes

In addition to the federal income tax consequences described above, prospective investors should consider potential state, local and foreign tax consequences of an investment in the Common Stock.

ERISA Considerations for Tax-Exempt Investors/Shareholders

General Fiduciary Requirements

Title I of ERISA includes provisions governing the responsibility of fiduciaries to their Qualified Plans. Qualified Plans must be administered according to these rules. Keogh plans that cover only partners of a partnership or self-employed owners of a business are not subject to the fiduciary duty rules of ERISA, but are subject to the prohibited transaction rules of the Code.

Under ERISA, any person who exercises any authority or control respecting the management or disposition of the assets of a Qualified Plan is considered to be a fiduciary of such Qualified Plan (subject to certain exceptions not here relevant).

ERISA Section 404(a)(1) requires a fiduciary of a Qualified Plan to "discharge his duties with respect to a plan solely in the interest of the participants and beneficiaries and (A) for the exclusive purpose of: (i) providing benefits to participants and their beneficiaries, and (ii) defraying reasonable expenses of administering the plan; (B) with the care, skill, prudence, and diligence under the circumstances then prevailing that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims; (C) by diversifying the investments of a plan so as to minimize the risk of large losses, unless under the circumstances it is clearly prudent not to do so; and (D) in accordance with the documents and instruments governing the plan."

FIDUCIARIES WHO BREACH THE DUTIES THAT ERISA IMPOSES MAY SUFFER A WIDE VARIETY OF LEGAL AND EQUITABLE REMEDIES, INCLUDING (i) THE REQUIREMENT TO RESTORE QUALIFIED PLAN LOSSES AND TO PAY OVER ANY FIDUCIARY'S PROFITS TO THE QUALIFIED PLAN; (ii) REMOVAL AS FIDUCIARY OF THE QUALIFIED PLAN; AND (iii) LIABILITY
FOR EXCISE TAXES THAT SECTION 4975 OF THE CODE IMPOSES.


                          ITEM 8. FINANCIAL STATEMENTS

        The financial statements are included beginning at F-2. See page F-1 for the Index to the Financial Statements.


             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                     PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

Compliance with Section 16(a) of the Securities Exchange Act of 1934

- --------------------------------------------------------------------------------

Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during 2000 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

Committees of the Board
- ------------------------------------
The Board of Directors delegates certain of its authority to a Compensation Committee and an Audit Committee. There are currently vacancies on both of these committees. The Board expects to fill such vacancies after it has filled the vacancies on the Board of Directors.

The primary function of the Compensation Committee will be to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company's Compensatory Stock Consulting Plan.

The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review and approve the audit reports rendered by both the Company's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee will report to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

The directors and executive officers currently serving the Company are as follows:


Name                        Age             Positions Held and
Tenure

Richard Nadeau, Jr.         46              President and Director since
                                            November 24, 1999

James R. Simmons            38              Vice President and Director since
                                            November 24, 1999

Mark T. Thatcher            35              Secretary and Director since
                                            November 24, 1999


The directors named above will serve until the first annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.

Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers of the Company will devote their time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

Biographical Information

Richard Nadeau, Jr.--graduated with honors from Colby College in 1979 and from Georgetown University Law School in 1982. During law school, Rick was a law review editor and a clerk at several law firms, including Tobin & Silverstein in Providence, Goldstein & Manello in Boston, and King & Newmyer in
Washington, D.C. After graduating from Georgetown, Rick was admitted to the District of Columbia bar and became associated with King & Newmyer. Although Rick is no longer actively practicing in Washington, he remains a member of the D.C. bar. In 1982, Rick relocated to Rhode Island and became associated with the Providence law firm of Wistow, Barylick & Bruzzi, where he was responsible for the majority of the firm's commercial litigation. Rick started the firm in 1985 and, since then, has engaged in a successful practice concentrating in corporate law, commercial lending and creditors' rights. Rick was also appointed Municipal Court Judge for the Towns of Burrillville and North Smithfield in 1999.

James R. Simmons--graduated magna cum laude from the University of Hartford in 1985 and received his law degree from George Washington University in 1988. Before joining N&S, Jim practiced with Tillinghast Collins & Graham in its corporate, commercial and real estate departments. Jim serves on the Banks and Trusts Committee of the Rhode Island Bar Association and his practice is concentrated in the areas of corporate law, banking and commercial law, mortgage lending and real estate, bankruptcy, and creditors' rights. He is admitted to practice law in both Rhode Island and Massachusetts.

Mark T. Thatcher--Mr. Thatcher attended the University of Denver where he earned his law degree and masters in business administration. He is presently a member of the State Bar of Colorado; Court of Appeals, District of Columbia; Committee Member of the Securities Forum, Colorado, Washington, D.C. and the American Bar Association; and Member of the International Society of Business Law.

Mr. Thatcher has participated as a business and legal advisor for a number of public and privately held companies. He has been retained for federal and state securities compliance, venture capital analysis, public and private mergers and acquisitions, corporate reorganization/restructuring, and international franchising development. From 1991 through 1995, Mr. Thatcher was "of counsel" to Daniel P. Edwards, P.C., an "AV" rated Colorado law firm. The firm was "of counsel" to Hughes Dorsey, Denver, Colorado, Heron Burchette, Washington, D.C. and Sparks, Dix and Enoch, Colorado Springs, Colorado. From 1995 through August of 1999 he served as general counsel to several publicly traded companies holding AMEX or NASDAQ listings. He has recently joined the Providence-based law firm of Nadeau & Simmons, P.C. in an "of-counsel" capacity. He is an honorary member of Alpha Kappa Delta, Sutton Award candidate, and recipient of the E.V. Graham Scholarship Merit Award.

Indemnification of Officers and Directors

As permitted by Colorado law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

Pursuant to the Colorado Business Corporation Act, the Company's Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of Section 7-106-401 of the Colorado Business Corporation Act, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Other Public Shell Activities

The Company's President, Vice President and Secretary have also recently formed other shell companies, Providence Capital III, IV, V, VI, VII and IX. Each of the persons who is currently a shareholder in the Company is also a shareholder in these other shell companies.

Providence Capital III, IV, V, VI, VII and IX were formed November 24,
1999, and filed a registration statement on Form 10-SB which became effective on or about May 31, 2000 as a result of lapse of time. There is not currently a market for resale of the outstanding shares of Providence Capital III, IV, V, VI, VII and IX.

Conflicts of Interest

The officers and directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 20 hours per week. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The Company's sole officers and directors will promote all seven (7) "blank check" entities noted above and will use the vehicles in an ascending selection from Providence Capital III, Inc. to Providence Capital X, Inc. to justify placing a particular privately held entity into one of the "blank check" entities. Therefore, the first privately held entity that elects to consummate an acquisition or merger with one of the Providence Capital entities will be provided with Providence Capital III, Inc. Management does not intend to promote any other "blank check" entities until business combination transactions are completed on behalf of all seven (7) Providence Capital entities.

There is no procedure in place which would allow Mr. Nadeau, Mr. Simmons or Mr. Thatcher to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

The Company's sole officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's sole officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.


                         ITEM 11. EXECUTIVE COMPENSATION

At inception of the Company, its Directors, Richard Nadeau, Jr., James R. Simmons and Mark T. Thatcher each received two hundred fifty thousand (250,000) shares of Common Stock valued at $0.0038 per share in consideration of pre-incorporation services rendered to the Company related to investigating and developing the Company's proposed business plan and capital structure, and completion of the incorporation and organization of the Company. No officer or director has received any other remuneration. Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its sole officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein. Also, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities by the Company prior to the location of an acquisition or merger candidate. Please also see Item I, Description of Business-General for information regarding the seeking out and selection of a target company, addressing matters such as the manner of solicitation of potential investors, the approximate number of persons who will be contacted or solicited, their relationships to the Company's management, etc.


     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as of December 31, 2000, information with respect to the beneficial ownership of the Company's outstanding Common Stock by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder who was known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

                               Common Shares Owned

Name and Address               Number of              Percent of
                               Shares Owned           Class Owned
                               Beneficially


Richard Nadeau, Jr.            250,000(1)             16.67%
1250 Turks Head Building
Providence, RI 02903

James R. Simmons               250,000(1)             16.67%
1250 Turks Head Building
Providence, RI 02903

Mark T. Thatcher               250,000(1)             16.67%
1250 Turks Head Building
Providence, RI 02903

James H. Brennan, III          250,000(1)             16.67%
735 Broad Street, Suite 800
Chattanooga, TN 37402

Doug Dyer                      250,000(1)             16.67%
735 Broad Street, Suite 800
Chattanooga, TN 37402

Christopher O. Werner          250,000(1)             16.67%

All directors and executive
officers as a group
(3 persons)                    750,000(1)             50.00%


(1)  The persons listed are the sole officers and directors of the Company.

Management has no plans to issue any additional securities to management, promoters or their affiliates or associates and will do so only if such issuance is in the best interests of shareholders of the Company and complies with all applicable federal and state securities rules and regulations.

Although the Company has a very large amount of authorized but unissued common and preferred stock that may be issued without further shareholder approval or notice, it is the intention of the Company to avoid inhibiting certain transactions with prospective acquisition or merger candidates, based upon the perception by such candidate that they may be engaged in a rapidly expanding industry (i.e. Internet) and cannot afford to proxy shareholders each time their management needs to authorize additional shares.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the transactions described below, the Company did not secure an independent determination of the fairness and reasonableness of such transactions and arrangements with affiliates of the Company. However, in each instance described below, the directors reviewed and unanimously approved the fairness and reasonableness of the terms of the transactions. The Company believes that the transactions described below were fair and reasonable to the Company on the basis that such transactions were on terms at least as favorable as could have been obtained from unaffiliated third parties. The transactions between officers and directors of the Company, on the one hand, and the Company, on the other, have inherent conflicts of interest.

There is no public market for PROVIDENCE CAPITAL Common Stock. The PROVIDENCE CAPITAL Common Stock may be traded in the over-the-counter market in the near future, however, there can be no assurance as to the price at which trading in PROVIDENCE CAPITAL Common Stock will occur.

With respect to financial and other information relating to PROVIDENCE CAPITAL, Nadeau & Simmons, P.C., whose address is 1250 Turks Head Building, Providence, Rhode Island 02903 will file annual and periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Copies of such reports may be inspected by anyone without charge at the public reference facilities maintained by the Commission at 450 Fifth Street, NW, Room 1024, Washington D.C. 20549, and copies may be obtained from the Commission at prescribed rates. In addition, PROVIDENCE CAPITAL will provide without charge, upon the request of any stockholder, a copy of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, to be filed with the Commission. Any such requests should be directed to the President of PROVIDENCE CAPITAL, address 1250 Turks Head Building, Providence, Rhode Island 02903.

Prior to the date of this Annual Report, the Company issued to its officers and directors a total of seven hundred fifty thousand (750,000) shares of Common Stock for total services valued at $75,000.00. Certificates evidencing the Common Stock issued by the Company to these persons have all been stamped with a restrictive legend, and are subject to stop transfer orders by the Company. For additional information concerning restrictions that are imposed upon the securities held by current stockholders, and the responsibilities of such stockholders to comply with federal securities laws in the disposition of such Common Stock.

No officer, director, promoter, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its sole officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction.

The Company maintains a business address at the office of its investment banker of record. As a result, it pays no rent and incurs no expenses for maintenance of an office and does not anticipate paying rent or incurring office expenses in the future.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them.

It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.


                                     PART IV

                    ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

      Exhibit No.   Exhibit

x     3(a)          Articles of Incorporation

x     3(b)          Bylaws

x     4(a)          Agreements Defining Certain Rights of Shareholders

x     4(b)          Specimen Stock Certificate

      7             Not applicable

      9             Not applicable

x     10(a)         Pre-incorporation Consultation and Subscription Agreement

      11            Not applicable

      14            Not applicable

      16            Not applicable

      21            Not applicable

#     23.1          Consent of Counsel

#     24.1          Consent of CPA.

      27            Financial Data Schedule

      28            Not applicable

#     99.1          Safe Harbor Compliance Statement
____________________________

#     filed herewith

x incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement Amendment No. 3, filed on August 1, 2000.


    (b)  REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the last quarter of the 2000 fiscal year.


                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PROVIDENCE CAPITAL X, INC.

By:  /s/ Richard Nadeau, Jr.

________________________________
RICHARD NADEAU, JR.,
Chairman and President

Date: March 31, 2001

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Richard Nadeau, Jr., their true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for then and in their name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

This power of attorney may be executed in counterparts.


SIGNATURE             TITLE                 DATE
- - -----------------------------------------------------------

/s/ James R. Simmons    Director              March 31, 2001

/s/ Mark T. Thatcher    Director, Secretary   March 31, 2001


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                        --------------------------

                                 EXHIBITS

                                    TO

                                FORM 10-KSB
                       ---------------------------

                        PROVIDENCE CAPITAL X, INC.

                               EXHIBIT INDEX

     (a)  EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

      Exhibit No.   Exhibit

x     3(a)          Articles of Incorporation

x     3(b)          Bylaws

x     4(a)          Agreements Defining Certain Rights of Shareholders

x     4(b)          Specimen Stock Certificate

      7             Not applicable

      9             Not applicable

x     10(a)         Pre-incorporation Consultation and Subscription Agreement

      11            Not applicable

      14            Not applicable

      16            Not applicable

      21            Not applicable

#     23.1          Consent of Counsel

#     24.1          Consent of CPA.

      27            Financial Data Schedule

      28            Not applicable

#     99.1          Safe Harbor Compliance Statement
____________________________

#     filed herewith

x incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement Amendment No. 3, filed on August 1, 2000.

                              FINANCIAL STATEMENTS

                           PROVIDENCE CAPITAL X, INC.
                         (A Development Stage Company)
                              FINANCIAL STATEMENTS
                         PERIOD ENDED DECEMBER 31, 2000

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Providence Capital X, Inc.
(A Development Stage Company)

     We have audited the accompanying balance sheet of PROVIDENCE CAPITAL X, INC. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the period from November 24, 1999 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As discussed in Note 1 to the financial statements, the Company was incorporated on November 24, 1999 and is in the development stage and had no operations to date.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PROVIDENCE CAPITAL X, INC. as of December 31, 2000, and the results of its operations and its cash flows for the period from November 24, 1999 to December 31, 2000 in conformity with generally accepted accounting principles.

/s/ Cayer Prescott Clune & Chatellier, LLP

Providence, Rhode Island
March 14, 2001

                           PROVIDENCE CAPITAL X, INC.
                         (A Development Stage Company)

                                  BALANCE SHEET
                                DECEMBER 31, 2000


                                      ASSETS



      Total assets                                          $       0



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accounts payable                                          $     700
  Loan from officers                                           17,975
      Total current liabilities                                18,675

Stockholders' deficit:
  Common stock, $.001 par value; 50,000,000 shares
  authorized, 1,700,000 shares issued and outstanding           1,700
  Paid in capital                                               4,760
  Preferred stock, $.001 par value, 50,000,000 shares
  authorized, no shares outstanding
  Deficit accumulated during the development stage            (25,135)
      Total stockholders' deficit                             (18,675)

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $       0

SEE NOTES TO FINANCIAL STATEMENTS.

                           PROVIDENCE CAPITAL X, INC.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS
    PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000
         AND FOR THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000

                                           Year             November 24, 1999
                                           Ended              (Inception) to
                                     December 31, 2000      December 31, 2000

Revenue                              $           0         $           0

Expenses:
  Professional fees                          6,721                22,346
  Organization costs                                               2,789
      Total expenses                 $      (6,721)        $     (25,135)

Net loss                             $      (6,721)        $     (25,135)

Loss Per Common Share                $       (.004)        $       (.015)


SEE NOTES TO FINANCIAL STATEMENTS.

                           PROVIDENCE CAPITAL X, INC.
                         (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                           YEAR ENDED DECEMBER 1, 2000
          AND FOR THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                               TO DECEMBER 31, 2000

                                                     Common            Additional
                                                      Stock              Paid in
                                               Shares        Amount      Capital      Deficit

Balance at November 24, 1999                        0       $      0   $        0     $        0

Issuance of common stock:
  Stock issued for services rendered at       734,000            734
  inception
  Additional paid in capital                                                2,055

Net loss for the period from November 24,
  1999 through December 31, 1999                                                         (18,414)

Balance at December 31, 1999                  734,000            734        2,055        (18,414)
 Stock issued for services rendered           966,000            966
 Additional paid in capital                                                 2,705

Net loss for the months ended
March 31, 2000                                                                            (6,721)

Balance at December 31, 2000                1,700,000       $  1,700   $    4,760     $  (25,135)

SEE NOTES TO FINANCIAL STATEMENTS.

                           PROVIDENCE CAPITAL X, INC.
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
          AND FOR THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000


                                                                   Year            November 24, 1999
                                                                  Ended             (Inception) to
                                                            December 31, 2000      December 31, 2000

Cash flows from operating activities:
  Net loss                                                      $    (6,721)        $   (25,135)
  Adjustments to reconcile net loss to net cash provided
  by operating activities:
  Services performed in exchange for stock                            3,671               6,460
  Increase (decrease) in accounts payable                           (14,925)                700
      Net cash provided by operating activities                     (17,975)            (17,975)

Cash flows from financing activities:
 Increase in loan from officers                                      17,975              17,975
 Net cash provided by financing activities                           17,975              17,975

Increase in cash and cash equivalents                                     0                   0

Cash and cash equivalents, beginning of period                            0                   0

Cash and cash equivalents, end of period                        $         0         $         0


SEE NOTES TO FINANCIAL STATEMENTS.

                            PROVIDENCE CAPITAL X, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


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


2.     STOCKHOLDERS' EQUITY

     On November 24, 1999, the Company issued seven hundred thirty-four thousand (734,000) shares of its $0.001 par value common stock for services valued at their fair market value of $2,789. The shares were issued pursuant to Rule 701 of the Securities Act of 1933 (the "Act") and are restricted securities within the meaning of Rule 144 of the Act.

     On June 15, 2000, the Company issued nine hundred sixty-six thousand (966,000) shares of its $0.001 par value common stock for services, rendered by related parties, valued at their fair market value of $3,671. The shares were issued pursuant to Rule 701 of the Securities Act of 1933 (the "Act") and are restricted securities within the meaning of Rule 144 of the Act.

     The Company authorized 50,000,000 shares of Series A convertible preferred stock with a par value of $0.001 per share. Currently, there are no shares outstanding. Each share of preferred stock can be converted into one share of common stock and each share is entitled to one vote, voting together with the holders of shares of common stock.

                            PROVIDENCE CAPITAL X, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

3.     RELATED PARTY TRANSACTIONS

The loan from officers of $17,975 was for legal services rendered in connection with business planning and compliance. Those legal services were rendered by shareholders of the Company.

As described in footnote #2 the Company issued common stock for services provided by related parties that are valued at the fair market value of $6,460.

4.     INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carryforwards. At December 31, 2000, the Company's deferred tax asset consisted of the following:


     Deferred tax asset                                 $   5,700
     Valuation allowance                                  ( 5,700)

       Net deferred tax assets recognized on the
        accompanying balance sheets                     $       0


The components of the income tax provision (benefit) consisted of the following for the year ended December 31, 2000.

     Current                                            $       0
     Deferred                                              (5,700)
     Tentative tax provision (benefit)                     (5,700)
     Change in valuation allowance                          5,700

       Net income tax provision (benefit)               $       0


     The Company has a net operating and economic loss carryforward of approximately $17,975 available to offset future federal and state taxable income through 2019 as follows:

     Year of Expiration     Amount

     2019                   $ 18,400
     2020                   $  6,700

(CONCLUDED)