Form 10QSB
period 2001-06-30
PROVIDENCE CAPITAL X INC
filed 2001-08-20
CIK 1110018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           June 30, 2001

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

Common Stock, No Par Value - 1,500,000 shares as of June 30, 2001.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                               FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                AND THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                      AND THE PERIOD FROM NOVEMBER 24, 1999
                      (DATE OF INCEPTION) TO JUNE 30, 2001

                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET
                                   JUNE 30, 2001
                                    (UNAUDITED)

                                      ASSETS

                                                             June 30, 2001     December 31, 2000
                                                              (Unaudited)         (Audited)

      TOTAL ASSETS                                          $        0         $        0


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accounts payable                                          $      600         $    1,000
  Loans from officers                                           19,675             18,675
    Total current liabilities                                   20,275             19,675

Stockholders' deficit:
  Common stock, $.001 par value;
   50,000,000 shares authorized, 1,700,000 and 1,500,000
   shares issued and outstanding in 2000 and 2001,
   respectively                                                  1,500              1,700
  Paid in capital                                                4,760              4,760
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
    no shares outstanding
  Deficit accumulated during the development stage             (26,535)           (26,135)

      Total stockholders' deficit                              (20,275)           (19,675)

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $        0         $        0


SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                   THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                  TO JUNE 30, 2001


                              Three Months          Six Months           November 24, 1999
                                 Ended                Ended               (Inception) to
                                June 30,             June 30,              June 30, 2001

                         2001          2000      2001          2000

Revenue                  $      0      $      0  $       0     $      0   $      0

Expenses:
  Professional fees           400         4,271      1,400        5,171     23,346
  Organization costs                                                        2,789
      Total expenses          400         4,271      1,400        5,171   $ 26,135

Net loss                 $   (400)     $ (4,271) $  (1,400)    $ (5,171)  $(26,535)

Loss Per Common Share    $   (.00)     $   (.00) $    (.00)    $   (.00)  $   (.02)


SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL X, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)
                     THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                    THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                TO JUNE 30, 2001

                                         Common
                                         Stock         Additional
                                                         Paid in    Treasury
                                    Shares    Amount     Capital      Stock     Deficit


Balance at November 24, 1999               0  $      0 $       0   $       0   $       0

Issuance of common stock:
  Stock issued for services
   rendered at inception             734,000       734
  Additional paid in capital                               2,055

Net loss for the period from
 November 24, 1999 through
 December 31, 1999                                                               (18,414)

Balance at December 31, 1999         734,000       734     2,055                 (18,414)
 Stock issued for services
  Rendered                           966,000       966
 Additional paid in capital                                2,705

Net loss for the three months
 ended March 31, 2000                                                               (900)

Balance at March 31, 2000          1,700,000     1,700     4,760                 (19,314)

Net loss for the three months
 ended June 30, 2000                                                              (4,271)

Balance at June 30, 2000           1,700,000     1,700     4,760                 (23,585)

Net loss for the six months
 ended December 31, 2000                                                          (1,550)

Balance at December 31, 2000       1,700,000     1,700     4,760                 (25,135)

Net loss for the three months
 Ended March 31, 2001                                                             (1,000)

Balance at March 31, 2001          1,700,000   $ 1,700  $  4,760               $ (26,135)
Acquisition of treasury stock       (200,000)     (200)                   200
Retirement of treasury stock                                             (200)
Net loss for the three months
 Ended June 30, 2001                                                                (400)

Balance at June 30, 2001           1,500,000   $ 1,500  $  4,760     $      0  $ (26,535)


SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                          SIX MONTHS ENDED JUNE 30, 2001
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                 TO JUNE 30, 2001
                                    (UNAUDITED)


                                            Three Months             Six Months           November 24, 1999
                                               Ended                   Ended               (Inception) to
                                              June 30,                June 30,              June 30, 2001

                                         2001          2000        2001        2000

Cash flows from operating activities:
  Net loss                               $     (400)   $   (4,271) $   (1,400) $  (5,171) $  (26,735)
  Noncash reacquisition of treasury stock      (200)                     (200)
  Adjustments to reconcile net loss to
   net cash provided by operating
    activities:
  Services performed for stock                              3,671                  3,671       6,460
  Increase in accounts payable                  (400)        (300)       (100)       600         600
      Net cash provided by
       operating activities                   (1,000)        (900)     (1,700)      (900)    (19,675)

Cash flows from financing activities:
 Increase in loan from officers                1,000          900       1,700        900      19,675
 Net cash provided by financing activities     1,000          900       1,700        900      19,675

Increase in cash and cash equivalents              0            0           0          0           0

Cash and cash equivalents,
 beginning of period                               0            0           0          0           0

 Cash and cash equivalents, end of period $        0   $        0  $        0  $       0  $        0




SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001

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

     On April 21, 2001, the Company reacquired 200,000 shares of its common stock from its shareholders at its $.001 par value. The Company retired the 200,000 shares.

SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONTINUED)

                           PROVIDENCE CAPITAL X, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001

3.   RELATED PARTY TRANSACTIONS

Of the $19,675 of the loan from officers, $15,625 was for legal services rendered in connection with business planning and compliance. Those legal services were rendered by shareholders of the Company. The balance of $3,350 was for accounting services paid by the officers.

As described in Footnote #2 the Company issued common stock for services provided by related parties that are valued at their fair market value of $6,460.


4.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carry-forwards. At June 30, 2001, the Company's deferred tax asset consisted of the following:

     Deferred tax asset                        $     8,000
     Valuation allowance                           ( 8,000)

     Net deferred tax assets recognized on
      the accompanying balance sheets          $         0

The components of the income tax provision (benefit) consisted of the following for the period ended June 30, 2001 and 2000, the six months ended June 30, 2001 and 2000, and from November 24, 1999 (inception) to June 30, 2001:

                        Three Months         Six Months      November 24, 1999
                           Ended               Ended           (Inception) to
                          June 30,            June 30,          June 30, 2001

                      2001       2000      2001      2000

Current               $     0    $     0   $     0   $     0    $      0
Deferred                 (700)    (5,000)   (1,000)   (3,000)     (8,000)
Tentative tax
 provision (benefit)     (700)    (5,000)   (1,000)   (3,000)     (8,000)
Change in valuation
 Allowance                700      5,000     1,000     3,000       8,000
   Net income tax
   Provision (benefit)$     0    $     0   $     0   $     0    $      0

     The Company has a net operating and economic loss carryforward of approximately $26,700 available to offset future federal and state taxable income through 2020 as follows:

     Year of Expiration                        Amount

     2019                                      $    18,400
     2020                                      $     8,300

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

SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONCLUDED)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           PROVIDENCE CAPITAL X, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2001

=====================================
SIX MONTHS ENDING JUNE 30, 2001
=====================================

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

     The Balance Sheet as of 06/30/2001 reflects $0.00 assets and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has no assets and a Deficit accumulated during the development stage of $26,535. The Company has also incurred a net loss to date of $26,535.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 30, 2001, reflects a total asset value of $0.00. The Company has no cash or line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2001 through June 30, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

          None


ITEM 5.  Other Information

          None

ITEM 6.  Exhibits and Reports on Form 8 K

         a.  Exhibits

             See Below

         b.  Reports on Form 8 K

             None


                                 INDEX TO EXHIBITS


EXHIBIT      NO      DESCRIPTION



#            3.1     Articles of Incorporation of the Registrant, as amended;

#            3.2     Bylaws of the Registrant;

#            4.1     Instruments Defining Rights of Security Holders/Minutes
                     of Annual/Special Meetings of the Registrant;

#           10.1     Issuance of Restricted Shares from Authorized Shares;

#           23.1     Consent of Nadeau & Simmons, P.C.;

#           99.1     Safe Harbor Compliance Statement

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


                                           PROVIDENCE CAPITAL X, INC.

                                           Nadeau & Simmons, P.C.

DATE: August 20, 2001                      By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent