Form 10QSB
period 2001-09-30
PROVIDENCE CAPITAL X INC
filed 2002-07-29
CIK 1110018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           September 30, 2001

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


      735 Broad Street, Suite 218
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

Common Stock, No Par Value - 1,700,000 shares as of September 30, 2001.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                             PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                                FINANCIAL STATEMENTS
                                    (UNAUDITED)
                  THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                       AND THE PERIOD FROM NOVEMBER 24, 1999
                     (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

                            PROVIDENCE CAPITAL VI, INC.
                           (A Development Stage Company)

                                   BALANCE SHEETS

                                      ASSETS

                                          September 30, 2001   December 31, 2000
                                              (Unaudited)         (Audited)


      TOTAL ASSETS                           $          0   $        0


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accounts payable                           $      1,000   $      700
  Loans from officers                              20,275       17,975
    Total current liabilities                      21,275       18,675

Stockholders' deficit:
  Common stock, $.002 par value;
   25,000,000 shares authorized,
    750,000 and 850,000 shares issued and
     outstanding in 2001 and 2000,
      respectively                           $      1,500        1,700
  Paid in capital                                   4,960        4,760
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
    no shares outstanding
  Deficit accumulated during the
   development stage                              (27,735)     (25,135)

      Total stockholders' deficit                 (21,275)     (18,675)

      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                 $          0   $        0

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                             PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                              STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                  THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                   NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
            AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                               TO SEPTEMBER 30, 2001



                        Three Months      Nine Months     November 24, 1999
                           Ended             Ended         (Inception) to
                        September 30,    September 30,    September 30, 2001

                      2001       2000   2001      2000

Revenue               $     0  $     0  $     0   $     0     $      0

Expenses:
  Professional fees     1,000      850    2,600     6,021       24,946
  Organization costs                                             2,789
      Total expenses    1,000      850    2,600     6,021       27,735

Net loss              $(1,000) $  (850) $(2,600)  $(6,021)    $(27,735)

Basic Loss
Per Common Share      $  (.00) $  (.00) $  (.00)  $  (.01)

Fully Diluted Loss
Per Common Share      $  (.00) $  (.00) $  (.00)  $  (.01)

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS


                             PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                        STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    (UNAUDITED)
                 THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                               TO SEPTEMBER 30, 2001


                                     Common        Additional       Treasury
                                     Stock           Paid in          Stock
                                 Shares   Amount     Capital    Shares    Amount     Deficit     Total


Balance at November 24, 1999          0   $      0 $        0         0   $       0  $        0  $       0

Issuance of common stock:
  Stock issued for services
   rendered at inception        367,000        734                                                     734
  Additional paid in capital                            2,055                                        2,055

Net loss for the period from
 November 24, 1999 through
 December 31, 1999                                                                      (18,414)   (18,414)

Balance at December 31, 1999    367,000        734      2,055         0           0     (18,414)   (15,625)
  Stock issued for services
   rendered                     483,000        966                                                     966
  Additional paid in capital                            2,705                                        2,705

Net loss for the nine months
 ended September 30, 2000                                                                (6,021)    (6,021)

Balance at September 30, 2000   850,000      1,700      4,760         0           0     (24,435)   (17,975)

Net loss for the three months
 ended December 31, 2000                                                                   (700)      (700)

Balance at December 31, 2000    850,000      1,700      4,760         0           0     (25,135)   (18,675)

Acquisition of treasury stock                             200  (100,000)       (200)
Retirement of treasury stock   (100,000)      (200)             100,000         200

Net loss for the nine months
 ended September 30, 2001                                                                (2,600)    (2,600)

Balance at September 30, 2001   750,000     $1,500     $4,960         0      $    0    $(27,735)  $(21,275)


SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS


                           PROVIDENCE CAPITAL X, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
           AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                            TO SEPTEMBER 30, 2001


                                           Three Months      Nine Months     November 24, 1999
                                              Ended             Ended         (Inception) to
                                           September 30,    September 30,    September 30, 2001

                                          2001     2000     2001     2000

Cash flows from operating activities:
  Net loss                                $(1,000) $  (850) $ (2,600)$(6,021)  $(27,735)
  Adjustments to reconcile net loss to
   net cash provided by operating
    activities:
  Services performed for stock                                         3,671      6,460
  Increase in accounts payable                400      250       300     850      1,000
      Net cash used  by
       operating activities                  (600)    (600)   (2,300) (1,500)   (20,275)

Cash flows from financing activities:
  Increase in loan from officers              600      600     2,300   1,500     20,275
  Net cash provided by
   financing activities                       600      600     2,300   1,500     20,275

Increase in cash and cash equivalents           0        0         0       0          0

Cash and cash equivalents,
 beginning of period                            0        0         0       0          0

Cash and cash equivalents,
 end of period                            $     0   $    0   $     0  $    0   $      0


SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                             PROVIDENCE CAPITAL X, INC.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                SEPTEMBER 30, 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Development Stage Operations

     Providence Capital X, Inc. (a Development Stage Company) (the Company) was incorporated on November 24, 1999, in the State of Colorado. The Company is in the development stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. On August 21, 2001, Company shareholders approved the merger of the Company into a Delaware company with the same name. However, the merger has not closed as of September 30, 2001 and is currently being extended indefinitely. The Company has had no significant business activity to date. Costs associated with organization have been expensed in accordance with SOP 98-5.

Basis of Presentation

     The financial information included herein is unaudited; however, the information reflects all adjustments that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, stockholders' deficit, and cash flows for the interim periods.

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

Impact of Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The provisions of SFAS 141 have been adopted as of July 1, 2001. The implementation of this standard had no impact on the Company's results of operations and financial position.

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. The implementation of this standard had no impact on the Company's results of operations and financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reporting in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of this standard had no impact on the Company's results of operations and financial position.

2.	STOCKHOLDERS' EQUITY

     On November 24, 1999, the Company issued three hundred sixty-seven thousand (367,000) shares of its $.002 par value common stock for services, rendered by related parties, valued at their fair market value of $2,789. The shares were issued pursuant to Rule 701 of the Securities Act of 1933 (the "Act") and are restricted securities within the meaning of Rule 144 of the Act.

     On June 15, 2000, the Company issued four hundred eighty-three thousand (483,000) shares of its $.002 par value common stock for services, rendered by related parties, valued at their fair market value of $3,671. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Act") and are restricted securities within the meaning of Rule 144 of the Act.

     The Company authorized 50,000,000 shares of Series A convertible preferred stock with a par value of $.001 per share. Currently, there are no preferred shares outstanding. Each share of preferred stock can be converted into one share of common stock and each share is entitled to one vote, voting together with the holders of shares of common stock.

     On April 21, 2001, the Company reacquired 100,000 shares of its common stock from its shareholders at its $.002 par value. The Company retired the 100,000 shares.

(CONTINUED)

                          PROVIDENCE CAPITAL X, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              SEPTEMBER 30, 2001


2. STOCKHOLDERS' EQUITY (Continued)

     On August 21, 2001, the Company completed a two for one reverse stock split with respect to its common stock. All common share information, included in the accompanying financial statements, has been retroactively adjusted to give effect to the reverse stock split.


3.	EARNINGS PER SHARE

     During 2001, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which requires presentation of basic Earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing net income by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

     The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

     The shares used in the computation are as follows:

                            September 30, 2001     September 30, 2000

     Basic EPS              750,000                850,000
     Diluted EPS            750,000                850,000


4.	RELATED PARTY TRANSACTIONS

     Of the $20,275 of the loan from officers, $15,625 was for legal services rendered in connection with business planning and compliance. Those legal services were rendered by shareholders of the Company. The balance was for other professional services paid by the officers.

     As described in footnote #2 the Company issued common stock for services provided by related parties that are valued at the fair market value of $6,460.


(CONTINUED)

                          PROVIDENCE CAPITAL X, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)
                             SEPTEMBER 30, 2001


5.	INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The
Company's net deferred tax asset balances are attributable to net operating loss carryforwards. At September 30, 2001, the Company's deferred tax asset consisted of the following:

     Deferred tax asset                                         $   8,300
     Valuation allowance                                           (8,300)

       Net deferred tax assets recognized on the accompanying
        balance sheets                                          $       0

     The components of the income tax provision (benefit) consisted of the following for the three months ended September 30, 2001 and 2000, the nine months ended September 30, 2001 and 2000, and the period from November 24, 1999 (inception) to September 30, 2001:


                                                                           November 24, 1999
                                   Three Months Ended   Nine Months Ended   (Inception) to
                                       September 30,       September 30,   September 30, 2001

                                    2001       2000     2001         2000


Current                             $       0  $      0 $       0    $      0   $        0
Deferred                                 (300)     (250)     (900)       (750)      (8,300)
Tentative tax provision (benefit)        (300)     (250)     (900)       (750)      (8,300)
Change in valuation allowance             300       250       900         750        8,300
  Net income tax provision (benefit)$       0  $      0 $       0    $      0   $        0


     The Company has a net operating and economic loss carryforward of approximately $27,700 available to offset future federal and state taxable income through 2021 as follows:

	Year of Expiration                                  Amount

      2019                                                $    18,400
      2020                                                $     6,700
      2021                                                $     2,600


6.	GOING CONCERN

     The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

(CONTINUED)

                           PROVIDENCE CAPITAL X, INC.
                         (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 2001


6.	GOING CONCERN (Continued)

     The Company has been in the development stage since its inception in 1999 to present and has incurred substantial cumulative losses from its inception through September 30, 2001 amounting to $27,735. The Company's ability to meet its future obligations is dependent upon its ability to raise capital and close on the anticipated acquisition of Prolinia Corporation as discussed in
Note 7 and 8. These factors raise doubt about the Company's ability to continue as a going concern. The shareholders believe that the necessary capital and the acquisition of Prolinia Corporation will take place on or after July 2002 and will provide for the Company to continue as a going concern.


7.	LETTER OF INTENT

      An initial non-binding agreement has been entered into with the Prolinia Corporation dated April 23, 2001 in which Providence Capital X, Inc. shall acquire all of the issued and outstanding interests of Prolinia Corporation from its shareholders on the closing date in exchange for 8,000,000 shares of the Providence Capital X, Inc. common stock. The parties have extended the closing date of this agreement indefinitely.



8.	SUBSEQUENT EVENT

     Currently, the Company and Prolinia Corporation are anticipating funding in the amount of $2.5 million from Broad Street Capital Partners I, L.P.
The closing date for the transfer of the funds is scheduled for July 2002.
As soon as the funding for Prolinia Corporation is finalized, the acquisition of Prolinia Corporation by Providence Capital X, Inc. will close soon after.

(CONCLUDED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           PROVIDENCE CAPITAL X, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 30, 2001

                      =====================================
                      NINE MONTHS ENDING SEPTEMBER 30, 2001
                      =====================================

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

     The Balance Sheet as of 09/30/2001 reflects $0.00 assets and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has no assets and a Deficit accumulated during the development stage of $27,735. The Company has also incurred a net loss to date of $27,735.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2001, reflects a total asset value of $0.00. The Company has no cash or line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2001 through September 30, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

     For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

             None

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


                                           PROVIDENCE CAPITAL X, INC.

                                           Nadeau & Simmons, P.C.

DATE: July 26, 2002                        By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent